Form 10-Q
period 2026-10-02
Enovis CORP
filed 2026-11-05
CIK 1420800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-34045
Enovis Corporation
(Exact name of registrant as specified in its charter)

Delaware		54-1887631
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2900 Lake Vista Drive,	Suite 200
Lewisville	Texas	75067
(Address of principal executive offices)		(Zip Code)

(972)	265-6150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENOV	New York Stock Exchange
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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 30, 2026, there were 57,694,806 shares of the registrant’s common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in thousands, except per share amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net sales	$558,725	$548,912	$1,730,658	$1,672,291
Cost of sales	218,878	219,999	666,077	676,452
Gross profit	339,847	328,913	1,064,581	995,839
Selling, general and administrative expense	259,375	263,621	805,915	799,714
Research and development expense	31,275	29,739	94,494	88,967
Amortization of acquired intangibles	43,254	43,689	126,719	128,463
Purchase of royalty interest	—	—	—	45,818
Restructuring charges	2,568	1,910	10,135	6,488
Goodwill impairment charge	—	548,442	—	548,442
Operating income (loss)	3,375	(558,488)	27,318	(622,053)
Interest expense, net	7,616	8,828	24,823	27,310
Other (income) expense, net	(3,785)	(448)	(5,148)	508
Income (loss) from continuing operations before income taxes	(456)	(566,868)	7,643	(649,871)
Income tax expense (benefit)	(1,679)	4,005	15,867	13,037
Net income (loss) from continuing operations	1,223	(570,873)	(8,224)	(662,908)
Income (loss) from discontinued operations, net of taxes	2,194	(40)	2,155	(258)
Net income (loss)	3,417	(570,913)	(6,069)	(663,166)
Less: net income attributable to noncontrolling interest from continuing operations - net of taxes	278	233	746	685
Net income (loss) attributable to Enovis Corporation	$3,139	$(571,146)	$(6,815)	$(663,851)
Net income (loss) per share - basic and diluted
Continuing operations	$0.02	$(9.99)	$(0.16)	$(11.64)
Discontinued operations	$0.04	$—	$0.04	$—
Consolidated operations	$0.06	$(9.99)	$(0.12)	$(11.64)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income (loss)	$3,417	$(570,913)	$(6,069)	$(663,166)
Other comprehensive income (loss):
Foreign currency translation	(26,608)	(10,260)	(51,393)	207,357
Unrealized gain (loss) on hedging activities, net of tax expense (benefit) of $—, $140, $—, and $36	31,791	14,009	38,343	(152,883)
Amounts reclassified from Accumulated other comprehensive income (loss):
Amortization of pension net actuarial gain (loss), net of tax expense (benefit) of $37, $(147), $111, and $(173)	(161)	119	(520)	80
Reclassification of hedging gain (loss), net of tax expense (benefit) of $—, $(69), $—, and $—.	—	668	(1,331)	893
Other comprehensive income (loss)	5,022	4,536	(14,901)	55,447
Comprehensive income (loss)	8,439	(566,377)	(20,970)	(607,719)
Less: comprehensive income (loss) attributable to noncontrolling interest	278	225	164	931
Comprehensive income (loss) attributable to Enovis Corporation	$8,161	$(566,602)	$(21,134)	$(608,650)

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share amounts
(Unaudited)

	October 2, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,038	$36,389
Trade receivables, less allowance for credit losses of $26,462 and $25,609	428,288	442,786
Inventories, net	620,155	584,379
Prepaid expenses	48,602	42,283
Other current assets	137,493	101,222
Total current assets	1,247,576	1,207,059
Property, plant and equipment, net	526,315	507,063
Goodwill	702,090	718,299
Intangible assets, net	1,093,942	1,236,713
Lease asset - right of use	74,714	72,256
Other assets	90,907	93,347
Total assets	$3,735,544	$3,834,737

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$35,000	$35,000
Accounts payable	200,449	187,531
Accrued liabilities	344,389	375,943
Total current liabilities	579,838	598,474
Long-term debt, less current portion	1,223,261	1,261,793
Non-current lease liability	59,985	58,000
Other liabilities	376,877	424,568
Total liabilities	2,239,961	2,342,835
Equity:
Common stock, $0.001 par value; 133,333,333 shares authorized; 57,694,452 and 57,194,781 shares issued and outstanding as of October 2, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	3,073,646	3,048,414
Accumulated deficit	(1,474,278)	(1,467,463)
Accumulated other comprehensive loss	(106,185)	(91,363)
Total Enovis Corporation equity	1,493,241	1,489,645
Noncontrolling interest	2,342	2,257
Total equity	1,495,583	1,491,902
Total liabilities and equity	$3,735,544	$3,834,737

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Dollars in thousands, except share amounts
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	57,194,781	$57	$3,048,414	$(1,467,463)	$(91,363)	$2,257	$1,491,902
Net income (loss)	—	—	—	(8,764)	—	314	(8,450)
Other comprehensive loss, net of tax expense of $37	—	—	—	—	(12,396)	—	(12,396)
Payments of tax withholding for stock-based awards	—	—	(943)	—	—	—	(943)
Common stock-based award activity	358,362	1	9,378	—	—	—	9,379
Balance at April 3, 2026	57,553,143	$58	$3,056,849	$(1,476,227)	$(103,759)	$2,571	$1,479,492
Net income (loss)	—	—	—	(1,190)	—	154	(1,036)
Distributions to noncontrolling owners	—	—	—	—	—	(582)	(582)
Other comprehensive loss, net of tax expense of $37	—	—	—	—	(7,482)	(45)	(7,527)
Payments of tax withholding for stock-based awards	—	—	(530)	—	—	—	(530)
Common stock-based award activity	111,931	—	9,348	—	—	—	9,348
Balance at July 3, 2026	57,665,074	$58	$3,065,667	$(1,477,417)	$(111,241)	$2,098	$1,479,165
Net income	—	—	—	3,139	—	278	3,417
Other comprehensive income (loss), net of tax expense of $37	—	—	—	—	5,056	(34)	5,022
Common stock-based award activity	29,378	—	7,979	—	—	—	7,979
Balance at October 2, 2026	57,694,452	$58	$3,073,646	$(1,474,278)	$(106,185)	$2,342	$1,495,583

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	55,876,517	$56	$2,973,121	$(283,023)	$(127,892)	$2,067	$2,564,329
Net income (loss)	—	—	—	(55,966)	—	261	(55,705)
Other comprehensive income, net of tax benefit of $(13,185)	—	—	—	—	62,902	122	63,024
Common stock issued for acquisition	971,343	1	44,409	—	—	—	44,410
Payments of tax withholding for stock-based awards	—	—	(3,447)	—	—	—	(3,447)
Common stock-based award activity	270,781		7,607	—	—	—	7,607
Balance at April 4, 2025	57,118,641	$57	$3,021,690	$(338,989)	$(64,990)	$2,450	$2,620,218
Net income (loss)	—	—	—	(36,739)	—	191	(36,548)
Other comprehensive income (loss), net of tax benefit of $13,124	—	—	—	—	(12,245)	132	(12,113)
Common stock-based award activity	40,837	—	9,403	—	—	—	9,403
Balance at July 4, 2025	57,159,478	$57	$3,031,093	$(375,728)	$(77,235)	$2,773	$2,580,960
Net income (loss)	—	—	—	(571,146)		233	(570,913)
Other comprehensive income (loss), net of tax of $(76)	—	—	—	—	4,544	(8)	4,536
Payments of tax withholding for stock-based awards	—	—	(57)	—	—	—	(57)
Common stock-based award activity	30,283	—	9,152	—	—	—	9,152
Balance at October 3, 2025	57,189,761	$57	$3,040,188	$(946,874)	$(72,691)	$2,998	$2,023,678

See Notes to Condensed Consolidated Financial Statements.

ENOVIS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
(Unaudited)

	Nine Months Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities:
Net loss	$(6,069)	$(663,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217,884	217,366
Impairment of goodwill	—	548,442
Stock-based compensation expense	25,470	24,809
Non-cash interest expense	5,929	5,120
Fair value loss on contingent acquisition shares	—	1,787
Deferred income tax benefit	(42,241)	(565)
Loss on disposal of property, plant and equipment	960	1,129
Changes in operating assets and liabilities:
Trade receivables, net	7,588	(17)
Inventories, net	(44,283)	(33,153)
Accounts payable	15,602	10,345
Other operating assets and liabilities	(10,364)	16,652
Net cash provided by operating activities	170,476	128,749
Cash flows from investing activities:
Purchases of property, plant and equipment and intangibles	(133,204)	(141,122)
Payments for acquisitions, net of cash received, and investments	(4,122)	(26,859)
Cash received (paid) for net investment hedge derivatives	(3,283)	1,601
Net cash used in investing activities	(140,609)	(166,380)
Cash flows from financing activities:
Repayments of borrowings under term credit facility	(26,250)	(15,000)
Proceeds from borrowings on revolving credit facilities and other	172,000	177,000
Repayments of borrowings on revolving credit facilities and other	(189,041)	(136,862)
Payments of tax withholding for stock-based awards	(1,473)	(3,504)
Proceeds from issuance of common stock, net	1,354	1,318
Deferred consideration payments and other	(9,637)	(2,437)
Net cash provided by (used in) financing activities	(53,047)	20,515
Effect of foreign exchange rates on Cash and cash equivalents	(171)	2,566
Decrease in Cash and cash equivalents	(23,351)	(14,550)
Cash and cash equivalents, beginning of period	36,389	48,167
Cash and cash equivalents, end of period	$13,038	$33,617

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

During the three months ended October 2, 2026, due to a decrease in the share price of our common stock and market capitalization, the Company identified a possible impairment indicator as of October 2, 2026 and determined it was appropriate to perform interim quantitative assessments of Goodwill for the P&R and Recon reporting units. Based on these assessments, no impairment was identified.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. Acquisitions, Investments, and Divestitures

eCential Acquisition Purchase Agreement

On August 31, 2026, the Company entered into a binding offer to acquire eCential Robotics SAS (“eCential”), a leading developer of enabling technologies and surgical robotics, for an enterprise value, net of acquired cash, of approximately €155.0 million, subject to certain adjustments, which corresponds to approximately €176.0 million in up-front cash consideration to be paid to eCential’s shareholders at closing, and up to an additional €35.0 million to be paid in cash upon the achievement of certain milestones, as defined in the terms of the definitive securities purchase agreement, which was executed on September 28, 2026, following the completion of the required works council consultation process (the “eCential Acquisition”). The closing of the eCential Acquisition is subject to the receipt of applicable regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2026.

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

Investments

As of October 2, 2026, the balance of investments held by the Company without readily determinable fair values was $26.0 million. The majority of these investments are carried at cost less impairments, if any, plus adjustments for fair value indicators from observable price changes in orderly transactions for the identical or similar investment of the same issuer. There have been no impairments or upward adjustments in the current year or since acquisition of these investments. One investment is accounted for under the equity method of accounting and is recorded at the initial investment amount, adjusted each period for the Company’s share of the income or loss.

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

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Prevention & Recovery:
U.S. Bracing & Support	$132,676	$126,980	$375,169	$362,916
U.S. Other P&R (1)	61,290	71,408	176,789	208,853
International P&R	91,434	92,551	293,708	282,324
Total Prevention & Recovery	285,400	290,939	845,666	854,093
Reconstructive:
U.S. Recon	135,325	128,979	422,362	396,349
International Recon	138,000	128,994	462,630	421,849
Total Reconstructive	273,325	257,973	884,992	818,198
Total	$558,725	$548,912	$1,730,658	$1,672,291
(1) The three and nine months ended October 3, 2025 include $13.8 million and $40.9 million, respectively, of sales from the October 2025 divestiture of the Company’s Dr. Comfort Footcare Solutions product line.

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

A summary of the activity in the Company’s allowance for credit losses included within Trade receivables in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 2, 2026
	Balance at Beginning of Period	Charged to Expense, net	Write-Offs, Deductions, and Other, net	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Allowance for Credit Losses	$25,609	$4,439	$(3,148)	$(438)	$26,462

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. Net Income (Loss) Per Share from Continuing Operations

Net income (loss) per share from continuing operations was computed using the treasury stock method as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands, except share and per share data)
Computation of Net income (loss) per share from continuing operations - basic:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$945	$(571,106)	$(8,970)	$(663,593)
Weighted-average shares of Common stock outstanding – basic	57,671,680	57,169,061	57,526,996	57,028,852
Net income (loss) per share from continuing operations – basic	$0.02	$(9.99)	$(0.16)	$(11.64)

Computation of Net income (loss) per share from continuing operations - diluted:
Net income (loss) from continuing operations attributable to Enovis Corporation(1)	$945	$(571,106)	$(8,970)	$(663,593)
Weighted-average shares of Common stock outstanding – basic	57,671,680	57,169,061	57,526,996	57,028,852
Net effect of potentially dilutive securities - stock options and restricted stock units	821,480	—	—	—
Weighted-average shares of Common stock outstanding – diluted	58,493,160	57,169,061	57,526,996	57,028,852
Net income (loss) per share from continuing operations – diluted	$0.02	$(9.99)	$(0.16)	$(11.64)
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

The following table presents the potentially dilutive shares of Common stock from stock-based compensation awards excluded from the calculation of Weighted-average shares of Common stock outstanding – diluted as inclusion would be anti-dilutive in Net income (loss) per share (“Anti-dilutive shares”):

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Anti-dilutive shares	1,975,940	2,111,096	2,194,078	2,032,866

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. Income Taxes

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Income (loss) from continuing operations before income taxes	$(456)	$(566,868)	$7,643	$(649,871)
Income tax expense (benefit)	$(1,679)	$4,005	$15,867	$13,037
Effective tax rate:	368.2%	(0.7)%	207.6%	(2.0)%

The effective tax rate for the three months ended October 2, 2026 differs from the 2026 federal statutory rate of 21%, primarily due to tax credits for research and development and non-U.S. income taxed at lower rates. This was partially offset by U.S. taxation on international operations and non-deductible expenses.

The effective tax rate for the nine months ended October 2, 2026 differs from the 2026 federal statutory rate of 21%, primarily due to U.S. taxation on international operations and non-deductible expenses. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

The effective tax rate for the three and nine months ended October 3, 2025 differs from the 2025 U.S. federal statutory rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

7. Equity

Share Repurchase Program

In 2018, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common stock from time-to-time on the open market or in privately negotiated transactions. No repurchases of the Company’s Common stock have been made under this plan since the third quarter of 2018. As of October 2, 2026, the remaining stock repurchase authorization provided by the Board of Directors was $100 million.

On November 2, 2026, the Board of Directors terminated the previous share repurchase program and approved a new share repurchase program authorizing the repurchase of up to $200 million in shares of the Company's Common Stock. The manner, timing and amount of any repurchases under the program will be determined by the Company’s management based on its evaluation of market conditions, stock price, liquidity, and other factors, and will be executed in accordance with applicable securities laws and regulations. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to a Rule 10b5-1 trading plan. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, has no expiration date and may be modified, suspended or discontinued at any time.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the balances of each component of Accumulated other comprehensive income (loss) including reclassifications out of Accumulated other comprehensive loss for the nine months ended October 2, 2026 and October 3, 2025. All amounts are presented net of tax and noncontrolling interest, if any.

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2026	$9,856	$81,624	$(182,843)	$(91,363)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	(207)	(51,107)	—	(51,314)
Gain on hedge activity	—	—	38,343	38,343
Other comprehensive income (loss) before reclassifications	(207)	(51,107)	38,343	(12,971)
Amounts reclassified from Accumulated other comprehensive income (loss)	(520)	—	(1,331)	(1,851)
Net Other comprehensive income (loss)	(727)	(51,107)	37,012	(14,822)
Balance at October 2, 2026	$9,129	$30,517	$(145,831)	$(106,185)

	Accumulated Other Comprehensive Loss Components
	Net Unrecognized Pension Benefit Cost	Foreign Currency Translation Adjustment	Unrealized Loss on Hedging Activities	Total
	(In thousands)
Balance at January 1, 2025	$8,412	$(113,664)	$(22,640)	$(127,892)
Other comprehensive income (loss) before reclassifications:
Net actuarial gain	160	—	—	160
Foreign currency translation adjustment	1,109	206,002	—	207,111
Loss on hedge activity	—	—	(152,883)	(152,883)
Other comprehensive income (loss) before reclassifications	1,269	206,002	(152,883)	54,388
Amounts reclassified from Accumulated other comprehensive income (loss)	(80)	—	893	813
Net Other comprehensive income (loss)	1,189	206,002	(151,990)	55,201
Balance at October 3, 2025	$9,601	$92,338	$(174,630)	$(72,691)

8. Inventories, Net

Inventories, net consisted of the following:

	October 2, 2026	December 31, 2025
	(In thousands)
Raw materials	$85,253	$120,634
Work in process	57,048	54,895
Finished goods	559,378	497,568
	701,679	673,097
Less: Allowance for excess, slow-moving and obsolete inventory	(81,524)	(88,718)
	$620,155	$584,379

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. Debt

Long-term debt consisted of the following:

	October 2, 2026	December 31, 2025
	(In thousands)
Term loan	$661,989	$687,697
Senior unsecured convertible notes	454,121	451,938
Revolving credit facilities and other	142,151	157,158
Total debt	1,258,261	1,296,793
Less: current portion	(35,000)	(35,000)
Long-term debt	$1,223,261	$1,261,793

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

The Enovis Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt or liens, merge or consolidate with others, dispose of assets, make investments, or pay dividends. There are also restrictions on repayments of junior financing and amendments to junior financing documents. In addition, the Enovis Credit Agreement contains financial covenants requiring the Company to maintain (i) a maximum senior secured leverage ratio of not more than 3.50:1.00 and (ii) a minimum interest coverage ratio of 3.00:1.00. The Enovis Credit Agreement contains various events of default (including failure to comply with the covenants under the Enovis Credit Agreement and related agreements), and upon an event of default the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Enovis Credit Agreement. As of October 2, 2026, the Company was in compliance with the covenants under the Enovis Credit Agreement.

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

As of October 2, 2026, the weighted-average interest rate of borrowings under the Enovis Credit Agreement was 5.53% excluding amortization of deferred financing fees, and there was $958 million available on the Revolver.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Convertible Notes and Capped Calls

The Company has $460 million aggregate principal senior unsecured convertible notes that were issued in October 2023 via a private placement pursuant to Rule 144A (the “2028 Notes”). The 2028 Notes have an interest rate of 3.875%, payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2024 and will mature on October 15, 2028 unless earlier repurchased, redeemed, or converted. The effective interest rate on the 2028 Notes is 4.6%. For the nine months ended October 2, 2026, the interest expense on the 2028 Notes was $15.6 million, including $13.4 million based upon the coupon rate and $2.2 million from accretion of the discount.

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

Other Indebtedness

In addition to the debt agreements discussed above, the Company is party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $45.2 million were outstanding as of October 2, 2026.

Deferred Financing Fees

As of October 2, 2026, the Company has $4.7 million in deferred financing fees included in Other assets related to the Revolver and $8.9 million of original issue discount fees and other issuance costs included as a reduction of Long-term debt related to the Term Loan and the 2028 Notes.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Accrued Liabilities

Accrued liabilities in the Condensed Consolidated Balance Sheets consisted of the following:

	October 2, 2026	December 31, 2025
	(In thousands)
Accrued compensation and related benefits	$100,489	$105,112
Accrued taxes	62,034	27,178
Derivative liability – current portion	4,930	51,485
Accrued third-party commissions	35,483	38,174
Lease liability – current portion	24,284	24,742
Accrued rebates	33,012	31,033
Accrued professional fees	13,420	11,495
Accrued interest	9,573	4,193
Deferred and contingent consideration – current portion	7,024	8,873
Customer advances and billings in excess of costs incurred	5,288	6,495
Accrued restructuring liability	3,136	7,975
Accrued freight	6,733	4,876
Accrued royalties	4,333	4,990
Purchase of royalty interest – current portion	4,319	6,430
Warranty liability	2,811	2,621
Other	27,520	40,271
	$344,389	$375,943

Accrued Restructuring Liability

The Company’s restructuring programs include a series of actions to reduce the structural costs of the Company. A summary of the activity in the Company’s restructuring liability included in Accrued liabilities in the Condensed Consolidated Balance Sheets is as follows:

	Nine Months Ended October 2, 2026
	Balance at Beginning of Period	Provisions	Payments	Foreign Currency Translation	Balance at End of Period
	(In thousands)
Restructuring charges:
Termination benefits(1)	$7,975	$4,381	$(9,198)	$(22)	$3,136
Facility closure costs and other(2)	—	5,754	(5,754)		—
Total (3)	$7,975	$10,135	$(14,952)	$(22)	$3,136
(1) Includes severance and other termination benefits, including outplacement services.
(2) Includes the cost of relocating associates, relocating equipment, lease termination expense and other costs in connection with the closure and optimization of office sites, shared service centers, and manufacturing facilities.
(3) For the nine months ended October 2, 2026, $7.0 million and $3.1 million of the Company’s total provisions were related to the P&R and Recon segments, respectively.

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

The carrying values of financial instruments, including trade receivables, other receivables and accounts payable, approximate their fair values due to their short-term maturities. The carrying value of the outstanding balances under the Enovis Credit Agreement, which bears a variable interest rate indexed to the Secured Overnight Financing Rate (SOFR), approximates fair value as it reprices when market interest rates change. Based on current interest rates for similar types of borrowings, the estimated fair value of the Company’s total debt, including the Senior unsecured convertible notes, the Term Loan, and the Revolver, was $1.2 billion and $1.3 billion as of October 2, 2026 and December 31, 2025, respectively. The estimated fair value, a Level Two valuation in the fair value hierarchy, may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

As of October 2, 2026, the Company held $4.9 million in Level Three liabilities arising from contingent consideration related to acquisitions that may settle in cash. The fair value of the contingent consideration liabilities is determined using unobservable inputs and the inputs vary based on the nature of the purchase agreements. These inputs can include the estimated amount and timing of projected cash flows, the risk-adjusted discount rate used to present value the projected cash flows, and the probability of the acquired company attaining certain targets stated within the purchase agreements. A change in these unobservable inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date due to the nature of uncertainty inherent to the estimates.

The gross range of outcomes for contingent consideration arrangements that have a fixed limit on the maximum payout is $1.4 million to $4.9 million. There are no contingent consideration arrangements that have no limit. In the second quarter of 2026, the Company settled contingent consideration related to the 2022 acquisition of Kico Knee Innovation Company Pty Limited and made a payment of $5.7 million. The settlement also resulted in a $5.7 million non-cash gain upon the reversal of a portion of the contingent consideration liability.

There were no transfers in or out of Level One, Two or Three during the nine months ended October 2, 2026.

	Total Contingent Consideration Rollforward
	Beginning Balance	Additions	Charges / (Gain)	Interest	Payments	Foreign Exchange	Ending Balance
	(In thousands)
Contingent Consideration - Level Three	$15,699	$—	$(5,715)		$(5,723)	$595	$4,856

Purchase of royalty interest liability

In the first and second quarters of 2025, the Company entered into agreements to buyout the economic interest in future royalty payments in connection with the termination of certain legacy product development agreements related to certain of the Company’s U.S. Reconstructive products. The aggregate gross buyout amount under such agreements is $56.5 million, payable over nine years. The Company recorded charges to the Condensed Consolidated Statements of Operations of $45.8 million in the year ended December 31, 2025, representing the discounted liability upon entering the agreements. As of October 2, 2026, the outstanding discounted liability under these agreements due within the next twelve months is $4.3 million, which is

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recorded in Accrued liabilities, and the non-current portion is $30.5 million, which is recorded in Other liabilities on the Condensed Consolidated Balance Sheet. In the nine months ended October 2, 2026 and October 3, 2025, the Company made payments of $5.4 million and $5.7 million, respectively, which are reflected in Cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Deferred Compensation Plans

The Company maintains deferred compensation plans for the benefit of certain employees and non-executive officers. As of October 2, 2026 and December 31, 2025 the fair value of these plans were $20.6 million and $19.9 million, respectively. These plans are deemed to be Level Two within the fair value hierarchy.

Forward Currency Contracts

The Company’s objective in using forward currency contracts is to add stability to the Company’s earnings and to protect the U.S. Dollar value of forecasted transactions. To accomplish this objective, the Company entered into forward currency contract agreements between the U.S. Dollar and the Mexican Peso as part of its risk management strategy. At December 31, 2025, the Company’s Mexican Peso forward currency contracts were fully settled and there were no notional amounts outstanding as of October 2, 2026. These forward currency contract agreements were designated and qualified as cash flow hedges.

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

During the three and nine months ended October 2, 2026, the Company recognized a gain of $— million and $1.3 million, respectively, in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges that previously settled in the fourth quarter of 2025. At October 3, 2025, the Company’s forward currency contracts had a Mexican Peso notional amount of approximately $253.0 million and a U.S. Dollar aggregate notional amount of $12.3 million. During the three and nine months ended October 3, 2025, the Company recognized a realized gain of $0.6 million and a realized loss $0.9 million, respectively, in Cost of Sales on its Condensed Consolidated Statements of Operations related to its forward currency contracts designated as cash flow hedges.

The Company also entered into forward currency contracts on February 19, 2026 for the purpose of managing its exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries (the “February 2026 forwards”). The February 2026 forwards were designated and qualified as fair value hedges and matured on July 2, 2026. During the three and six months ended July 3, 2026, the Company recognized a net realized gain of $5.0 million and $12.7 million, respectively, in Selling, general, and administrative expense on its Consolidated Statements of Operations related to the effect of exchange rate movements on its forward currency contract derivatives, which offsets foreign exchange revaluation losses on intercompany loans.

The Company entered into new forward currency contracts during the second quarter of 2026 for the purpose of managing its exposure to currency exchange rate risk arising from intercompany loan balances between foreign-denominated subsidiaries (the “June 2026 forwards”). The June 2026 forwards were designated and qualified as fair value hedges beginning July 3, 2026 and mature on April 15, 2027. As of October 2, 2026, the June 2026 forwards have notional amounts of $150.1 million to purchase U.S. Dollars and sell Euros and $130.1 million to purchase U.S. Dollars and sell Swiss Francs. During the three months ended October 2, 2026, the Company recognized a net unrealized gain of $8.7 million in Selling, general, and administrative expense on its Consolidated Statements of Operations related to the effect of exchange rate movements on its forward currency contract derivatives, which offsets foreign exchange revaluation losses on intercompany loans.

Cross-currency Swap Contracts

The Company has cross-currency swap agreements to hedge its net investment in its Swiss Franc-denominated legal entity and its subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualified as net investment hedges. As of October 2, 2026, the designated cross-currency swap agreements had an aggregate Swiss Franc notional amount of approximately CHF 1.1 billion and an

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

aggregate U.S. Dollar notional amount of $1.4 billion. The remaining cross-currency swap agreements were not designated as hedging instruments and had an aggregate Swiss Franc notional amount of CHF 81.4 million and an aggregate U.S. Dollar notional amount of $98.1 million as of October 2, 2026. Both the designated and undesignated cross-currency swap agreements are recorded at fair value and deemed to be Level Two in the fair value hierarchy.

In July 2026, the Company paid $3.2 million to reduce a portion of its cross-currency swap liability in conjunction with amending and extending the agreements. This cash outflow is reflected within investing activities in the Company’s Condensed Consolidated Statement of Cash Flows. Of all its cross-currency swap agreements, only one agreement with a Swiss Franc notional amount of CHF 45.3 million matures in the next twelve months. The remaining agreements mature in the years 2028 to 2030.

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

The Company recognized interest income on its designated cross-currency swap agreements of $8.7 million and $29.2 million for the three and nine months ended October 2, 2026 and $12.0 million and $36.3 million for three and nine months ended October 3, 2025, respectively, which is included within Interest expense, net in the Condensed Consolidated Statements of Operations, consistent with the accounting for designated derivative instruments.

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

In February and May 2026, the Company partially reduced the excess of the cross-currency swap notional amount relative to the hedge of net investment as a result of two legal entity restructurings. As of April 4, 2026 two of the undesignated agreements were able to be re-designated as net investment hedges, with an aggregate Swiss Franc notional amount of CHF136.5 million. As of July 4, 2026 one of the undesignated agreement was able to be partially re-designated as a net investment hedge, with an aggregate Swiss Franc notional amount of CHF 55.1 million.

For the cross-currency swap agreements that are not designated as net investment hedges, changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. For the three and nine months ended October 2, 2026, the Company recognized a mark-to-market fair value gain of $3.2 million and $1.3 million, respectively, and received $0.9 million and $4.5 million cash interest benefit, respectively, related to its undesignated cross-currency swap agreements, which are both presented within Other income (expense), net in the Consolidated Statement of Operations, consistent with the accounting for undesignated derivative instruments.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the effect of the Company’s designated hedging instruments on Accumulated other comprehensive income (loss) for the three and nine months ended October 2, 2026 and October 3, 2025:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Gain (loss) on cross-currency swaps	$31,825	$14,876	$38,377	$(158,129)
Gain (loss) on forward currency contracts	(34)	(164)	(1,365)	6,139
	$31,791	$14,712	$37,012	$(151,990)

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of October 2, 2026 and December 31, 2025:

(In thousands)	Location on Unaudited Consolidated Balance Sheets (1)	October 2, 2026	December 31, 2025
Derivative Assets
Designated Hedging Instruments
Forward currency contracts	Other current assets	$6,558	$—
Cross-currency swaps	Other current assets	42,456	34,176
		49,014	34,176
Non-Designated Hedging Instruments
Cross-currency swaps	Other current assets	$3,300	$—
Total Derivative Assets		$52,314	$34,176

Derivative Liabilities
Designated Hedging Instruments
Cross-currency swaps	Accrued liabilities	4,930	51,485
Cross-currency swaps	Other long-term liabilities	171,758	170,666
		$176,688	$222,151
Non-Designated Hedging Instruments
Cross-currency swaps	Other long-term liabilities	$12,745	$—
Total Derivative Liabilities		$189,433	$222,151

(1) The Company classifies derivative assets and liabilities as current when the settlement date of the contract is one year or less.

12. Commitments and Contingencies

The Company is involved in various pending legal, regulatory, and other proceedings arising out of the ordinary course of the Company’s business. One such matter relates to a Civil Investigative Demand (“CID”) from the United States Attorney’s Office for the Middle District of Tennessee that sought documents and information from the Company in connection with a civil investigation of a former independent distributor of the Company’s products concerning potential violations of the False Claims Act. The Company has cooperated with the government’s investigation and responded to the CID. Subsequently, the Company received two additional CIDs related to the matter, the last of which identified additional parties as a potential focus of the investigation, including the former independent distributor, its principal, a hospital, certain surgeons and the Company. The Company has continued to cooperate with the investigation and has responded to the additional CIDs. We cannot at this time reasonably predict the ultimate scope or outcome of the matter.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In conjunction with our Form 10-Q filing for the first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Accordingly, Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Prevention & Recovery:
Net sales	$285,400	$290,939	$845,666	$854,093
Segment cost of sales	124,811	135,099	374,663	395,199
Segment research and development	8,010	9,641	23,463	28,551
Segment operating expense	106,026	108,937	329,745	324,304
Total segment expenses	238,847	253,677	727,871	748,054
Add: Depreciation	5,424	5,038	15,618	13,895
Adjusted EBITDA (non-GAAP)	$51,977	$42,300	$133,413	$119,934

Reconstructive:
Net sales	$273,325	$257,973	$884,992	$818,198
Segment cost of sales	93,499	82,855	289,707	277,879
Segment research and development	23,265	20,098	71,031	60,416
Segment operating expense	129,216	128,263	419,875	401,871
Total segment expenses	245,980	231,216	780,613	740,166
Add: Depreciation	24,180	25,711	73,598	75,007
Adjusted EBITDA (non-GAAP)(1)	$51,525	$52,468	$177,977	$153,039

Total:
Net Sales	$558,725	$548,912	$1,730,658	$1,672,291
Adjusted EBITDA (non-GAAP) (1)	$103,502	$94,768	$311,390	$272,973
(1) In conjunction with our Form 10-Q filing for the first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the nine months ended October 3, 2025 has been revised from $291.1 million, as presented in our Form 10-Q for the period ended October 3, 2025, to $273.0 million, respectively, reflecting the removal of a $18.1 million adjustment for inventory step-up in connection with acquired businesses. Adjusted EBITDA for our Recon segment for the nine months ended October 3, 2025 has also been revised from $171.2 million , as presented in our Form 10-Q for the period ended October 3, 2025, to $153.0 million, respectively, reflecting the removal of the same $18.1 million adjustment for inventory step-up in connection with acquired businesses from the prior period. There was no adjustment for inventory step-up during the three months ended October 3, 2025.

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Net Income (Loss) (GAAP)	$3,417	$(570,913)	$(6,069)	$(663,166)
Loss (Income) from discontinued operations, net of taxes	(2,194)	40	(2,155)	258
Income tax expense (benefit)	(1,679)	4,005	15,867	13,037
Restructuring charges(1)	2,568	3,376	10,135	8,204
MDR and other costs (2)	903	2,426	2,807	8,985
Strategic transaction costs (3)	15,611	15,675	28,051	41,180
Stock-based compensation	7,544	8,957	25,196	25,032
Depreciation and other amortization	30,247	30,691	91,164	88,902
Amortization of acquired intangibles	43,254	43,689	126,719	128,463
Goodwill impairment charge	—	548,442	—	548,442
Purchase of royalty interest (5)	—	—	—	45,818
Interest expense, net	7,616	8,828	24,823	27,310
Other (income) expense, net (4)	(3,785)	(448)	(5,148)	508
Adjusted EBITDA (non-GAAP) (6)	$103,502	$94,768	$311,390	$272,973

(1) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $1.5 million and $1.7 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2025, respectively. There were no similar charges for the three and nine months ended October 2, 2026.
(2) MDR and other costs includes (i) $0.4 million and $1.6 million for the three and nine months ended October 2, 2026 and $2.1 million and $7.6 million for the three and nine months ended October 3, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.5 million and $1.2 million for the three and nine months ended October 2, 2026 and $0.4 million and $1.4 million for the three and nine months ended October 3, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(3) Strategic transaction costs includes: (i) $9.2 million and $21.0 million for the three and nine months ended October 2, 2026 and $9.2 million and $28.1 million for the three and nine months ended October 3, 2025, respectively, related to non-recurring integration costs associated with the Lima Acquisition which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company. In each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations; (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $6.1 million and $6.5 million for the three and nine months ended October 2, 2026 and $6.1 million and $11.8 million for the three and nine months ended October 3, 2025, of non-recurring (non-Lima) acquisition integration costs, and other non-recurring project costs for global ERP rationalization and shared service center start-up, offset by a $5.7 million non-cash gain in the second quarter of 2026 from the reversal of a portion of a contingent consideration liability (See Note 11), and (iii) $0.3 million and $0.6 million for the three and nine months ended October 2, 2026 and $0.4 million and $1.3 million for the three and nine months ended October 3, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
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

ENOVIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6) In conjunction with our Form 10-Q filing for the first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the nine months ended October 3, 2025 has been revised from $291.1 million, as presented in our Form 10-Q for the period ended October 3, 2025, to $273.0 million, reflecting the removal of a $18.1 million adjustment for inventory step-up in connection with acquired businesses. There was no adjustment for inventory step-up during the three months ended October 3, 2025.

The Company’s total assets and capital expenditures by segment were as follows:

	October 2, 2026	December 31, 2025
	(In thousands)
Total assets (1):
Prevention & Recovery	$1,417,934	$1,474,243
Reconstructive	2,317,610	2,360,494
Total	$3,735,544	$3,834,737
(1) Includes allocation of certain centrally managed assets, including cash and cash equivalents.

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(In thousands)
Capital expenditures (2):
Prevention & Recovery	$8,862	$6,860	$23,169	$21,195
Reconstructive	27,643	46,631	110,035	119,927
Total capital expenditures	$36,505	$53,491	$133,204	$141,122
(2) Includes allocation of capital expenditures from certain corporate or centrally managed functions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Enovis Corporation (“Enovis,” “the Company,” “we,” “our,” and “us”) should be read in conjunction with the Condensed Consolidated Financial Statements and related footnotes included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2026 (this “Form 10-Q”) and the Consolidated Financial Statements and related footnotes included in Part II. Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding: the Company’s planned acquisition of eCential and the expected timeline for completing the acquisition, the growth potential of eCential’s surgical robotics platform combined with the Company’s ARVIS® Augmented Reality System, planned funding for the acquisition, the financial and operational impact of the acquisition, including the anticipated impact on Adjusted EBITDA margins, plans, goals, objectives, outlook, expectations and intentions; the Company’s acquisition (the “Lima Acquisition”) and integration of LimaCorporate S.p.A. (“Lima”); the impact of public health emergencies and global pandemics; disruptions in the global economy caused by escalating geopolitical tensions including in connection with the ongoing conflicts between Russia and the Ukraine and in the Middle East; macroeconomic conditions, including the impact of increasing inflationary pressures; changes in government trade policies, including the implementation of tariffs; supply chain disruptions; increasing energy costs and availability concerns, particularly in the European market; projections of revenue, profit margins, expenses, tax provisions and tax rates, earnings or losses from operations, impact of foreign exchange rates, cash flows, synergies or other financial items; plans, strategies and objectives of management for future operations including statements relating to potential acquisitions, compensation plans or purchase commitments; developments, performance, industry or market rankings relating to products or services; future macroeconomic conditions or performance, including the impact of inflationary pressures; changes in government trade policies, including the implementation of tariffs; the outcome of outstanding claims or legal proceedings; potential gains and recoveries of costs; assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “should,” “would,” “could,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” “targets,” “aims,” “seeks,” “sees,” and similar expressions. These statements are based on assumptions and assessments made by our management as of the filing of this Form 10-Q in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the following:

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the nine months ended October 2, 2026 is affected by one fewer calendar day compared to the nine months ended October 3, 2025. Additionally, the comparability of our operating results for three and nine months ended October 2, 2026 compared to the prior year periods in 2025 is affected by the following significant items:

Strategic Acquisitions and Divestiture

We complement our organic growth plans with strategic acquisitions and in certain cases strategic divestitures. Acquisitions and divestitures can significantly affect our reported results.

On August 31, 2026, the Company entered into a binding offer to acquire eCential Robotics SAS (“eCential”), a leading developer of enabling technologies and surgical robotics, for an enterprise value, net of acquired cash, of approximately €155.0 million, subject to certain adjustments, which corresponds to approximately €176.0 million in up-front cash consideration to be paid to eCential’s shareholders at closing, and up to an additional €35.0 million to be paid in cash upon the achievement of certain milestones, as defined in the terms of the definitive securities purchase agreement, which was executed on September 28, 2026, following the completion of the required works council consultation process. The closing of the eCential Acquisition is subject to the receipt of applicable regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2026.

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

Foreign Currency Fluctuations

During the three and nine months ended October 2, 2026, approximately 41% and 44% of our sales, respectively, were derived from operations outside the United States, the majority of which are in Europe, with the remaining portion primarily in the Asia-Pacific region. Accordingly, we can be affected by market demand, economic and political factors in countries in Europe and the Asia-Pacific region, and significant movements in foreign exchange rates. Our ability to grow and our financial performance will be affected by our ability to address challenges and opportunities that are a consequence of expanding our global operations through our recent acquisitions, including efficiently utilizing our international sales channels, manufacturing and distribution capabilities, participating in the expansion of market opportunities, successfully completing global acquisitions and engineering innovative new product applications to create better patient outcomes.

The majority of our Net sales derived from operations outside the United States are denominated in currencies other than the U.S. Dollar. Similar portions of our manufacturing and employee costs are also outside the United States and denominated in currencies other than the U.S. Dollar. Changes in foreign exchange rates can impact our results of operations and are quantified when significant. For the three months ended October 2, 2026 compared to the three months ended October 3, 2025, fluctuations in foreign currencies decreased Net sales by 0.3%, decreased Gross profit by approximately 0.7%, and decreased operating expenses by approximately 0.2%. For the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025, fluctuations in foreign currencies increased Net sales by 1.6%, increased Gross profit by approximately 1.2%, and increased operating expenses by approximately 1.6%.

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

In conjunction with our Form 10-Q filing for the first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Accordingly, Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA, for the three and nine months ended October 2, 2026 and October 3, 2025, respectively.

	Three Months Ended
	October 2, 2026			October 3, 2025
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net income (loss) (GAAP) (1)			$3.4			$(570.9)
Net income (loss) margin (GAAP)			0.6%			(104.0)%
Income from discontinued operations, net of taxes			(2.2)			—
Income tax expense (benefit)			(1.7)			4.0
Other (income) expense, net			(3.8)			(0.4)
Interest expense, net			7.6			8.8
Operating income (loss) (GAAP)	$15.4	$(12.0)	3.4	$(225.6)	$(332.9)	(558.5)
Operating income (loss) margin (GAAP)	5.4%	(4.4)%	0.6%	(77.5)%	(129.0)%	(101.7)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	1.7	0.9	2.6	0.5	2.9	3.4
MDR and other costs (2)(4)	0.5	0.5	0.9	2.4	—	2.4
Strategic transaction costs (2)(5)	2.4	13.2	15.6	2.5	13.2	15.7
Stock-based compensation (2)	3.8	3.7	7.5	4.2	4.7	9.0
Depreciation and other amortization	5.4	24.8	30.2	5.0	25.7	30.7
Amortization of acquired intangibles	22.8	20.4	43.3	23.4	20.3	43.7
Goodwill impairment charge	—	—	—	229.9	318.6	548.4
Adjusted EBITDA (non-GAAP)	$52.0	$51.5	$103.5	$42.3	$52.5	$94.8
Adjusted EBITDA margin (non-GAAP)	18.2%	18.8%	18.5%	14.5%	20.4%	17.3%
(1) Non-operating components of Net income (loss) are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(3) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $1.5 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three months ended October 3, 2025. There were no similar charges for the three months ended October 2, 2026.
(4) MDR and other costs includes (i) $0.4 million for the three months ended October 2, 2026 and $2.1 million for the three months ended October 3, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $0.5 million for the three months ended October 2, 2026 and $0.4 million for the three months ended October 3, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $9.2 million for the three months ended October 2, 2026 and $9.2 million for the three months ended October 3, 2025 related to non-recurring integration costs associated with the Lima Acquisition, which includes (a) payroll and retention costs for roles eliminated in connection with the integration of our recent acquisition of Lima where a legal notice period was required prior to the employee’s separation from the Company, or integration-related daily activities not related to former roles performed by an employee during their legal notice period and prior to their separation from the Company (in each case, such costs relate solely to roles eliminated in connection with the integration of the Lima acquisition, and are non-recurring and not part of our normal business operations); (b) professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling; and (c) integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $6.1 million for the three months ended October 2, 2026 and $6.1 million for the three months ended October 3, 2025, of non-recurring (non-Lima) acquisition integration costs and other non-recurring project costs for global ERP rationalization and shared service center start-up, and (iii) $0.3 million for the three months ended October 2, 2026 and $0.4 million for the three months ended October 3, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.

	Nine Months Ended
	October 2, 2026			October 3, 2025
	P&R	Recon	Total	P&R	Recon	Total
	(Dollars in millions)
Net loss (GAAP) (1)			$(6.1)			$(663.2)
Net loss margin (GAAP)			(0.4)%			(39.7)%
Loss (Income) from discontinued operations, net of taxes			(2.2)			0.3
Income tax expense			15.9			13.0
Other (income) expense, net			(5.1)			0.5
Interest expense, net			24.8			27.3
Operating income (loss) (GAAP)	$25.9	$1.4	27.3	$(223.2)	$(398.9)	(622.1)
Operating income (loss) margin (GAAP)	3.1%	0.2%	1.6%	(26.1)%	(48.8)%	(37.2)%
Adjusted to add (deduct):
Restructuring charges (2)(3)	7.0	3.1	10.1	4.0	4.2	8.2
MDR and other costs (2)(4)	1.4	1.4	2.8	5.3	3.7	9.0
Strategic transaction costs (2)(5)	7.1	21.0	28.1	6.6	34.6	41.2
Stock-based compensation (2)	11.9	13.3	25.2	14.0	11.0	25.0
Depreciation and other amortization	15.6	75.5	91.2	13.9	75.0	88.9
Amortization of acquired intangibles	64.5	62.3	126.7	69.5	59.0	128.5
Goodwill impairment charge	—	—	—	229.9	318.6	548.4
Purchase of royalty interest (6)	—	—	—	—	45.8	45.8
Adjusted EBITDA (non-GAAP) (7)	$133.4	$178.0	$311.4	$119.9	$153.0	$273.0
Adjusted EBITDA margin (non-GAAP) (7)	15.8%	20.1%	18.0%	14.0%	18.7%	16.3%
(1) Non-operating components of Net loss are not allocated to the segments.
(2) Certain amounts are allocated to the segments as a percentage of revenue as the costs are not discrete to either segment.
(3) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $1.7 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the nine months ended October 3, 2025. There were no similar charges for the nine months ended October 2, 2026.
(4) MDR and other costs includes (i) $1.6 million for the nine months ended October 2, 2026 and $7.6 million for the nine months ended October 3, 2025, respectively, in non-recurring costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with the medical device reporting regulations and other requirements of the new medical device regulations in the European Union for devices which were introduced to the market prior to the regulation and (ii) $1.2 million for the nine months ended October 2, 2026 and $1.4 million for the nine months ended October 3, 2025, respectively, of expenses to resolve certain infrequent, non-recurring regulatory or other legal matters. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
(5) Strategic transaction costs includes: (i) $21.0 million for the nine months ended October 2, 2026 and $28.1 million for the nine months ended October 3, 2025, respectively, related to non-recurring integration costs associated with the Lima Acquisition, which includes payroll and retention costs for roles to be eliminated or that are dedicated to integration activities, professional and consulting fees specifically incurred to consummate the acquisition and advise and facilitate on post-acquisition integration matters including legal entity consolidation, costs associated with rebranding and marketing acquired business under Enovis name, such as marketing materials, trade show redesign costs and product labeling, and integration related costs associated with sales agent and distributor network rationalization, including contract termination and retention expenses, supply chain and portfolio integration, and quality management system consolidation, (ii) $6.5 million for the nine months ended October 2, 2026 and $11.8 million for the nine months ended October 3, 2025, respectively, of non-recurring (non-Lima) acquisition integration costs and other costs associated with non-recurring projects, including global ERP rationalization and establishment of a new shared service center, offset by a $5.7 million non-cash gain in the second quarter of 2026 from the reversal of a portion of a contingent consideration liability (See Note 11), and (iii) $0.6 million for the nine months ended October 2, 2026 and $1.3 million for the nine months ended October 3, 2025, respectively, related to the Separation of our former fabrication technology business. These costs are classified as Selling, general and administrative expense on our Condensed Consolidated Statements of Operations.
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

(7) In conjunction with our Form 10-Q filing for the first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, the following non-GAAP measures for the nine months ended October 3, 2025 as presented in our Form 10-Q for the period ended October 3, 2025 have been revised to reflect the removal of a $18.1 million adjustment for inventory step-up in connection with acquired businesses: Adjusted EBITDA for our Recon segment has been revised from $171.2 million to $153.0 million, Total Adjusted EBITDA has been revised from $291.1 million to $273.0 million, Adjusted EBITDA margin for our Recon segment has been revised from 20.9% to 18.7%, and Total Adjusted EBITDA margin has been revised from 17.4% to 16.3%.

Total Company - Net Sales

The following table presents the components of change for the three and nine months ended October 2, 2026 compared with the prior period. As noted in the Items Affecting Comparability of Reported Results section above, the nine months ended October 2, 2026 include the impact of one fewer calendar day as compared to the nine months ended October 3, 2025.

	Three Months Ended		Nine Months Ended
	Net Sales	Change %	Net Sales	Change %
	(In millions)
For the period ended October 3, 2025	$548.9		$1,672.3
Components of Change:
Existing Businesses(1)	25.0	4.6%	70.6	4.2%
Acquisitions(2)	—	—%	1.3	0.1%
Divestitures(3)	(13.8)	(2.5)%	(40.9)	(2.4)%
Foreign Currency Translation(4)	(1.4)	(0.3)%	27.4	1.6%
	9.8	1.8%	58.4	3.5%
For the period ended October 2 , 2026	$558.7		$1,730.7
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

The increase in Net sales during the three months ended October 2, 2026 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments offset by a $13.8 million decrease in sales from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line in our P&R segment.

The increase in Net sales during the nine months ended October 2, 2026 compared to the prior year period was primarily attributable to an increase in sales from existing businesses across both of our segments and favorable foreign currency translation offset by one fewer calendar day compared to the prior year period and a $40.9 million decrease in sales from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line in our P&R segment.

Existing business sales in Recon increased $16.3 million and $49.3 million during the three and nine months ended October 2, 2026, respectively, due to higher sales volumes compared to the prior year period driven by broad market strength, offset by one fewer calendar day in the nine months ended October 2, 2026 compared to the prior year period.

Existing business sales in P&R increased $8.7 million and $21.3 million during the three and nine months ended October 2, 2026, respectively, due to higher sales volumes compared to the prior year period, offset by one fewer calendar day in the nine months ended October 2, 2026 compared to the prior year period.

The strengthening of the U.S. dollar relative to other currencies resulted in $1.4 million unfavorable foreign currency translation impact for the three months ended October 2, 2026

The weakening of the U.S. dollar relative to other currencies resulted in $27.4 million favorable foreign currency translation impacts during the nine months ended October 2, 2026, respectively.

Operating Results

The following table summarizes our results of continuing operations for the current year and prior year periods.

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Gross profit	$339.8	$328.9	$1,064.6	$995.8
Gross profit margin	60.8%	59.9%	61.5%	59.5%
Selling, general and administrative expense	$259.4	$263.6	$805.9	$799.7
Research and development expense	$31.3	$29.7	$94.5	$89.0
Operating income (loss)	$3.4	$(558.5)	$27.3	$(622.1)
Operating income (loss) margin	0.6%	(101.7)%	1.6%	(37.2)%
Net income (loss) from continuing operations (GAAP)	$1.2	$(570.9)	$(8.2)	$(662.9)
Net income (loss) from continuing operations margin (GAAP)	0.2%	(104.0)%	(0.5)%	(39.6)%
Net income (loss) (GAAP)	$3.4	$(570.9)	$(6.1)	$(663.2)
Net income (loss) margin (GAAP)	0.6%	(104.0)%	(0.4)%	(39.7)%
Adjusted EBITDA (non-GAAP) (1)	$103.5	$94.8	$311.4	$273.0
Adjusted EBITDA margin (non-GAAP) (1)	18.5%	17.3%	18.0%	16.3%
Items excluded from Adjusted EBITDA:
Restructuring charges(2)	$2.6	$3.4	$10.1	$8.2
MDR and other costs	$0.9	$2.4	$2.8	$9.0
Strategic transaction costs	$15.6	$15.7	$28.1	$41.2
Stock-based compensation	$7.5	$9.0	$25.2	$25.0
Depreciation and other amortization	$30.2	$30.7	$91.2	$88.9
Amortization of acquired intangibles	$43.3	$43.7	$126.7	$128.5
Goodwill impairment charge	$—	$548.4	$—	$548.4
Purchase of royalty interest (3)	$—	$—	$—	$45.8
Interest expense, net	$7.6	$8.8	$24.8	$27.3
Other (income) expense, net	$(3.8)	$(0.4)	$(5.1)	$0.5
Income tax expense (benefit)	$(1.7)	$4.0	$15.9	$13.0
(1) In conjunction with our Form 10-Q filing for first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for the nine months ended October 3, 2025 has been revised from $291.1 million, as presented in our Form 10-Q for the period ended October 3, 2025, to $273.0 million reflecting the removal of a $18.1 million adjustment for inventory step-up in connection with acquired businesses resulting in a corresponding reduction to Adjusted EBITDA margin for the nine months ended October 3, 2025 from 17.4%, as presented in our Form 10-Q for the period ended October 3, 2025, to 16.3%, respectively. There was no adjustment for inventory step-up during the three months ended October 3, 2025.
(2) Restructuring charges reflect costs associated with the Company’s restructuring programs to reduce the structural costs of the Company. For further information, see Note 10, “Accrued Liabilities - Accrued Restructuring Liability.” Includes expenses of $1.5 million and $1.7 million classified as Cost of sales on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2025, respectively. There were no similar charges for the three and nine months ended October 2, 2026.
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

Three Months Ended October 2, 2026 Compared to Prior Year

Gross profit increased $10.9 million, or 3.3%, in the three months ended October 2, 2026 compared with the prior year period due to a $6.2 million increase in our Recon segment and a $4.8 million net increase in our P&R segment, net of a decrease from the Dr. Comfort divestiture. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin product sales, a net benefit of tariffs driven by tariff refunds, partially offset by a decrease in gross profit from the October 2025 divestiture of our Dr. Comfort Footcare Solutions product line and inflationary pressures. We recorded a net tariff benefit of $4.7 million in the three months ended October 2, 2026, driven by the receipt of $7.8 million in 2025 tariff refunds. Gross profit margin increased by 90 basis points due to product mix, net benefit from tariffs, and operational productivity, partially offset by inflationary pressures.

Selling, general and administrative expense decreased $4.2 million in the three months ended October 2, 2026 compared to the prior year period due to a decreased investment in the business in selling, general and administrative costs of $7.6 million and a $0.1 million decrease in strategic transaction costs driven by a reduction in acquisition integration costs, offset by a $3.5 million increase in commissions on increased sales.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Interest expense, net decreased in the three months ended October 2, 2026 compared to the prior year period due to lower interest rates and lower debt balances in the current year compared to the prior year period, partially offset by a decrease in interest income of $0.9 million from our undesignated cross-currency swap derivatives which are presented in Other (income) expense, net.

The effective tax rate for Net loss from continuing operations during the three months ended October 2, 2026 differs from the 2026 U.S. federal statutory tax rate of 21%, primarily due to tax credits for research and development and non-U.S. income taxed at lower rates. This was partially offset by U.S. taxation on international operations and non-deductible expense. The effective tax rate for Net loss from continuing operations during the three months ended October 3, 2025 differs from the 2025 U.S. federal statutory rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net income and Net income from continuing operations increased in the three months ended October 2, 2026 compared with the prior year period, primarily due to the $548.4 million decrease in Goodwill impairment charge and the aforementioned increase in Gross Profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses and net benefit from tariffs.

Nine Months Ended October 2, 2026 Compared to Prior Year

Gross profit increased $68.7 million in the nine months ended October 2, 2026 compared with the prior year period due to a $56.6 million increase in our Recon segment and a $12.2 million increase in our P&R segment, net of a decrease from the Dr. Comfort divestiture. The Gross profit increase was attributable to growth in sales volume, improved mix of higher margin product sales, and a decrease of $18.1 million in inventory fair value step-up amortization charges. We recorded a net tariff benefit of $3.0 million in the nine months ended October 2, 2026, which was net of $15.5 million in 2025 tariff refunds. Gross profit margin increased by 200 basis points due to improved product mix, a decrease in inventory fair value step-up amortization charges, and supply chain productivity.

Selling, general and administrative expense increased $6.2 million in the nine months ended October 2, 2026 compared to the prior year period, primarily due to a $15.6 million increase in commissions on increased sales and increased investment in selling, general and administrative costs of $3.7 million, offset by a $8.5 million decrease in strategic transaction costs and a $4.6 million gain recognized upon settlement of the 2022 KICo Knee Innovation Company Pty Limited acquisition contingent consideration.

Research and development costs increased compared to the prior year period from increased spending within recently acquired businesses in our Recon segment, which is investing in surgical productivity solutions and computer-assisted surgery technologies.

Interest expense, net decreased in the nine months ended October 2, 2026 compared to the prior year period due to lower interest rates and lower debt balances in the current year compared to the prior year, partially offset by a decrease in interest income of $4.5 million from our undesignated cross-currency swap derivatives which are presented in Other (income) expense, net.

The effective tax rate for Net income from continuing operations during the nine months ended October 2, 2026 differs from the 2026 U.S. federal statutory tax rate of 21%, primarily due to U.S. taxation on international operations and non-deductible expenses. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates. The effective tax rate for Net loss from continuing operations during the nine months ended October 3, 2025 differs from the 2025 U.S. federal statutory tax rate of 21%, primarily due to non-deductible goodwill impairment charges and an increase in valuation allowance on U.S. deferred tax assets, which had a significant impact on the effective tax rate. Additionally, non-deductible expenses and U.S. taxation on international operations also contributed to the rate difference. This was partially offset by tax credits for research and development and non-U.S. income taxed at lower rates.

Net loss and Net loss from continuing operations decreased in the nine months ended October 2, 2026 compared with the prior year period, primarily due to the $548.4 million decrease in Goodwill impairment charge, an increase in Gross Profit, which was partially aided by the decrease in inventory step-up, and the decrease in Purchase of royalty interest, partially offset by the aforementioned increases in selling, general, and administrative expense and research and development costs. Adjusted EBITDA and Adjusted EBITDA margin increased due to improved scale of aforementioned gross profit growth over a more stable fixed base of selling, general, and administrative expenses and net benefit from tariffs.

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

The following table summarizes selected financial results for our Prevention & Recovery segment:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Net sales	$285.4	$290.9	$845.7	$854.1
Gross profit	$160.6	$155.8	$471.0	$458.8
Gross profit margin	56.3%	53.5%	55.7%	53.7%

Selling, general and administrative expenses	$112.7	$118.0	$350.1	$350.2
Research and development expense	$8.0	$9.6	$23.5	$28.6
Amortization of acquired intangibles	$22.8	$23.4	$64.5	$69.5
Goodwill impairment charge	$—	$229.9	$—	$229.9
Restructuring charges	$1.7	$0.4	$7.0	$3.9

Operating income (loss) (GAAP)	$15.4	$(225.6)	$25.9	$(223.2)
Operating income (loss) margin (GAAP)	5.4%	(77.5)%	3.1%	(26.1)%

Adjusted EBITDA (non-GAAP)	$52.0	$42.3	$133.4	$119.9
Adjusted EBITDA margin (non-GAAP)	18.2%	14.5%	15.8%	14.0%

Three Months Ended October 2, 2026 Compared to Prior Year

Net sales decreased $5.5 million, or 1.9%, in the three months ended October 2, 2026 compared with the prior year period. Sales from existing businesses increased 3.0% driven by volume growth in the U.S. market. Additionally, the net effect of acquisition and divestiture activity caused a 4.7% decrease in sales primarily due to the Dr. Comfort divestiture. Lastly, foreign currency translations caused a 0.1% unfavorable impact in net sales during the period. Gross profit increased $4.8 million, net of a decrease from the Dr. Comfort divestiture, due to volume growth and a net benefit from tariffs driven by refunds which primarily related to our P&R segment. Gross profit margin increased by 280 basis points, primarily due to an improved mix of higher margin product sales and a net benefit from tariffs.

Selling, general and administrative expenses decreased due to a decrease from the Dr. Comfort divestiture and to a lesser extent operational efficiencies and lower MDR & other costs, offset by an increase in commissions expense on product mix. Research and development expense decreased mostly due to the timing of projects. Operating income and Operating income margin increased due to the decrease in Goodwill impairment charges and aforementioned higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to the increase in gross profit and improved mix of higher margin product sales, and the aforementioned tariff impacts.

Nine Months Ended October 2, 2026 Compared to Prior Year

Net sales decreased $8.4 million, or 1.0%, compared with the prior year period. Sales from existing businesses increased 2.5%. This was driven by volume growth, partially offset by a headwind due to one fewer calendar day in 2026 compared to the prior year period. Additionally, the net effect of acquisition and divestiture activity caused a 4.8% decrease in sales primarily due to the Dr. Comfort divestiture. Lastly, foreign currency translations resulted in a 1.2% increase in net sales during the period. Gross profit increased $12.2 million and Gross profit margin increased by 200 basis points primarily due to volume growth, a mix of higher margin product sales, and supply chain productivity.

Selling, general and administrative expenses remained flat due to a decrease from the Dr. Comfort divestiture and to a lesser extent lower MDR & other costs, offset by an increase in commissions expense on product mix. Research and development expense decreased due to the timing of projects. Operating income and Operating income margin increased due to the decrease in Goodwill impairment charges and aforementioned higher gross profit. Adjusted EBITDA and Adjusted EBITDA margin increased due to the increase in gross profit and improved mix of higher margin product sales, and the aforementioned net impact of tariffs.

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

The following table summarizes the selected financial results for our Reconstructive segment:

	Three Months Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
	(Dollars in millions)
Net sales	$273.3	$258.0	$885.0	$818.2
Gross profit	$179.3	$173.1	$593.6	$537.0
Gross profit margin	65.6%	67.1%	67.1%	65.6%

Selling, general and administrative expenses	$146.7	$145.6	$455.8	$449.5
Research and development expense	$23.3	$20.1	$71.0	$60.4
Amortization of acquired intangibles	$20.4	$20.3	$62.3	$59.0
Goodwill impairment charge	$—	$318.6	$—	$318.6
Purchase of royalty interest	$—	$—	$—	$45.8
Restructuring charges	$0.9	$1.5	$3.1	$2.6

Operating income (loss) (GAAP)	$(12.0)	$(332.9)	$1.4	$(398.9)
Operating income (loss) margin (GAAP)	(4.4)%	(129.0)%	0.2%	(48.8)%

Adjusted EBITDA (non-GAAP)(1)	$51.5	$52.5	$178.0	$153.0
Adjusted EBITDA margin (non-GAAP)(1)	18.8%	20.3%	20.1%	18.7%
(1) In conjunction with our Form 10-Q filing for first quarter of 2026, we revised our definition of Adjusted EBITDA to no longer adjust for inventory step-up charges. Adjusted EBITDA in prior periods has been revised to reflect this change for consistency of presentation. Accordingly, Adjusted EBITDA for our Recon segment for the nine months ended October 3, 2025 has also been revised from $171.2 million , as presented in our Form 10-Q for the period ended October 3, 2025, to $153.0 million, respectively, reflecting the removal of the $18.1 million adjustment for inventory step-up in connection with acquired businesses, resulting in a corresponding reduction to Adjusted EBITDA margin for the nine months ended October 3, 2025 from 20.9%, as presented in our Form 10-Q for the period ended October 3, 2025, to 18.7%, respectively. There was no adjustment for inventory step-up during the three months ended October 3, 2025.

Three Months Ended October 2, 2026 Compared to Prior Year

Net sales increased by $15.3 million, or 6.0%, in the three months ended October 2, 2026 compared with the prior year period. Net sales from existing businesses increased by 6.3%, driven by volume growth. Additionally, foreign currency translations caused a 0.4% unfavorable impact in net sales during the period. Gross profit increased over the same period, primarily due to higher net sales. Gross profit margin decreased by 150 basis points primarily due to product and geographic mix and cost inflation.

Selling, general and administrative expenses increased by $1.1 million over the same period primarily due to an increase in commissions driven by higher sales. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating loss decreased primarily due to the decrease in Goodwill impairment charges, and the aforementioned gross profit increases. Adjusted EBITDA and Adjusted EBITDA margin decreased due to the aforementioned gross margin decrease.

Nine Months Ended October 2, 2026 Compared to Prior Year

Net sales increased by $66.8 million, or 8.2%, due to strong sales volumes, favorable foreign currency translation of 2.1%, partially offset by one fewer calendar day compared to the prior year period. Gross profit and Gross profit margin increased $56.6 million and 150 basis points, respectively, in the nine months ended October 2, 2026 compared to the prior year period, primarily due to higher net sales, improved operating leverage and a decrease of $18.1 million in inventory fair value step-up amortization charges.

Selling, general and administrative expenses increased by $6.3 million over the same period primarily due to an increase in commissions driven by higher sales and increases in existing business investments to support growth, offset by a decrease in Lima Acquisition integration costs. Research and development expense increased compared to the prior year period due to an increase in new product development projects and activities and spending within our recently acquired businesses, which are investing in surgical productivity solutions and computer-assisted surgery technologies.

Operating income increased, primarily due to the decreases in Goodwill impairment charge, Purchase of royalty interest and inventory fair value step-up amortization charges, the aforementioned gross profit increases and a $21.3 million decrease in strategic transaction costs including the integration and transaction costs for the Lima Acquisition. Adjusted EBITDA increased primarily due to the aforementioned sales growth and gross profit increase, driven by higher net sales and a decrease of $18.1 million in inventory fair value step-up amortization charges.

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

Equity Capital

In 2018, our Board of Directors authorized the repurchase of our common stock from time-to-time on the open market or in privately negotiated transactions. No stock repurchases have been made under this plan since the third quarter of 2018. As of October 2, 2026, the remaining stock repurchase authorization provided by our Board of Directors was $100 million (the “2018 Share Repurchase Program”).

On November 2, 2026, our Board of Directors terminated the 2018 Share Repurchase Program and approved a new share repurchase program authorizing the repurchase of up to $200 million in shares of our common stock (the “2026 Share Repurchase Program”). The manner, timing and amount of any repurchases under the 2026 Share Repurchase Program will be determined by our management based on its evaluation of market conditions, stock price, liquidity, and other factors, and will be executed in accordance with applicable securities laws and regulations. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to a Rule 10b5-1 trading plan. The repurchase program does not obligate us to acquire a specific dollar amount or number of shares, has no expiration date and may be modified, suspended or discontinued at any time.

Term Loan and Revolving Credit Facility

Our credit agreement, which was amended December 8, 2025, consists of a $1.1 billion revolving credit facility (the “Revolver”) with a December 8, 2030 maturity date and a term loan facility with an initial aggregate principal amount of $700 million (the “Term Loan”) (collectively, the “Enovis Credit Agreement”). The Term Loan requires quarterly principal repayments at 1.25% of the initial aggregate principal amount, which is $8.8 million each quarter, and matures on December 8, 2030. The Revolver contains a $50 million swing line loan sub-facility. All facilities under the Enovis Credit Agreement (including the Term Loan) are secured by certain personal property of the Company and certain of its subsidiaries, subject to limitations and exclusions. As of October 2, 2026, there was $958 million available on the Revolver.

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

Other Indebtedness

In addition, we are party to overdraft facilities with a borrowing capacity of $30.0 million. Total letters of credit and surety bonds of $45.2 million were outstanding as of October 2, 2026.

Cash Flows

As of October 2, 2026, we had $13.0 million of Cash and cash equivalents, a decrease of $23.4 million from the $36.4 million balance as of December 31, 2025. The following table summarizes the change in cash and cash equivalents during the periods indicated:

	Nine Months Ended
	October 2, 2026	October 3, 2025
	(Dollars in millions)
Net cash provided by operating activities	$170.5	$128.7
Purchases of property, plant and equipment and intangibles	(133.2)	(141.1)
Payments for acquisitions, net of cash received, and investments	(4.1)	(26.9)
Other investing	(3.3)	1.7
Net cash used in investing activities	(140.6)	(166.4)
Net borrowings (repayments) of debt	(43.3)	25.1
Other financing	(9.7)	(4.6)
Net cash provided by (used in) financing activities	(53.0)	20.5
Effect of foreign exchange rates on Cash and cash equivalents	(0.2)	2.6
Decrease in Cash and cash equivalents	$(23.4)	$(14.6)

Cash flows from operating activities can fluctuate significantly from period-to-period due to changes in working capital and the timing of payments for items such as restructuring and strategic transaction costs. Strategic transaction costs primarily relate to integration costs of acquired businesses such as the Lima Acquisition. Cash flows provided by operating activities increased $41.8 million year-over-year. This improvement was primarily due to the increase in gross profit, lower strategic transaction costs of $13.1 million, lower interest paid of $3.3 million, lower cash paid for EU MDR & other costs of $6.2 million, which was partially offset by an increased investment in working capital of $16.3 million.

Cash used in investing activities during the nine months ended October 2, 2026 was $140.6 million compared to $166.4 million in the prior year period, primarily as a result of decreases in capital spending driven by implant instruments and less payments for acquisitions in 2026 compared to 2025.

Cash flows used by financing activities during the nine months ended October 2, 2026 include $43.3 million of net debt repayments. Cash flows provided by financing activities for the nine months ended October 3, 2025 include net debt borrowings of $25.1 million primarily used for bolt-on acquisitions, capital expenditures and operational needs.

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

Goodwill and Intangible Assets

We evaluate the recoverability of Goodwill at the reporting unit level annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Our last quantitative impairment test performed on the first day of the fourth quarter of 2025 resulted in impairment. Due to the decrease in the share price of our common stock, we performed a quantitative goodwill impairment test as of the last day of the third quarter. Such test indicated that no goodwill impairment should be recorded during the quarter. The sum of the fair value of our two reporting units as calculated by management in this quantitative impairment test implies a premium of approximately 46% above our current market capitalization. As of October 2, 2026, the Goodwill of the Prevention & Recovery and Reconstructive reporting units was $390.3 million and $311.8 million, respectively. If there are further declines in our market capitalization or actual results of the business differ from our estimates and projections, there is an increased risk of potential impairment, which could materially affect our financial statements.

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

Interest Rate Risk

We are subject to exposure from changes in short-term interest rates related to interest payments on our borrowing arrangements. A significant amount of our borrowings as of October 2, 2026 are variable-rate facilities based on the Secured Overnight Financing Rate (SOFR). In order to mitigate our interest rate risk, we may enter into interest rate swap or collar agreements. A hypothetical increase in interest rates of 1% during the three and nine months ended October 2, 2026 would have increased interest expense for our variable rate-based debt under the Enovis Credit Agreement by approximately $2.1 million and $6.5 million, respectively.

Exchange Rate Risk

We are exposed to movements in the exchange rates of various currencies against the U.S. Dollar and against the currencies of other countries in which we manufacture and sell products and services. During the three and nine months ended October 2, 2026, approximately 41% and 44% of our sales, respectively, were derived from operations outside the United States. We have manufacturing operations in certain foreign countries including Mexico, Switzerland, Italy, Germany, Tunisia, and China. Sales are more highly weighted toward the U.S. Dollar and Euro than other currencies. We also have significant contractual obligations in U.S. Dollars that are met with cash flows in other currencies as well as U.S. Dollars. To better match revenue and expense, as well as cash needs from contractual liabilities, we enter into currency swaps and forward contracts from time to time.

We face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. Our cross-currency swap agreements hedge our net investment in our Swiss Franc-denominated subsidiaries against adverse movements in exchange rates between the U.S. Dollar and the Swiss Franc. Certain of these cross-currency swap agreements are designated and qualify as net investment hedges of our Swiss Franc net asset position. The effect of a change in currency exchange rates on our investment in Swiss Franc subsidiaries, offset by the unrealized gain or loss on the cross-currency swap investment hedges, is reflected in the Accumulated other comprehensive loss component of Equity. Certain of these cross-currency swap agreements are not designated as net investment hedges, and changes in fair value are recognized in non-operating Other income (expense), net in the Consolidated Statement of Operations. The dedesignation of these agreements as of January 1, 2026 resulted from the aggregate notional amount of designated cross-currency swaps exceeding the Company’s net investment in its Swiss Franc-denominated legal entity and its subsidiaries due to the prior-year goodwill impairment charges. In the first and second quarters of 2026, the Company increased its net investment in our Swiss Franc-denominated legal entity and its subsidiaries as a result of the contribution of certain legal entities. However, a portion of our cross-currency swap agreements remain undesignated. In the event the Company is unable to designate the remaining undesignated cross-currency swap agreements as net investment hedges during 2026, changes in fair value will continue to be recognized in non-operating Other income (expense), net until such time as hedge designation is achieved.

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

We face exchange rate risk arising from intercompany loan balances between foreign-denominated and/or foreign and U.S. subsidiaries. Our forward currency contracts that we entered into in the first quarter of 2026 with notional amounts of $130.2 million to purchase Euros and sell Swiss Francs and $282.3 million to purchase U.S. dollars and sell Euros matured on July 2, 2026, resulting in a gain of $12.7 million in conjunction with the timing of the settlement of certain intercompany loan balances between our subsidiaries. Concurrent with the forward settlements, we entered into new forward currency contracts with notional amounts of $130.1 million to purchase U.S. dollar and sell Swiss Francs and $150.1 million to purchase U.S. dollars and sell Euros, which both mature on April 15, 2027, to hedge our exposure to currency exchange rate risk arising from new intercompany loan balances between our subsidiaries. These new forward currency contract agreements were designated and qualified as fair value hedges as of July 3, 2026. The gain or loss on derivative instruments designated as fair value hedges of currency exchange rate risk related to intercompany loan balances is recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. This presentation is consistent with and offsets the recognition of foreign currency gains and losses resulting from the remeasurement of the hedged intercompany loan balances denominated in currencies other than their functional currencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of October 2, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the nine months ended October 2, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.01.1*	Amended and Restated Certificate of Incorporation.

3.01.2**	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.01.3***	Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.02****	Amended and Restated Bylaws of Enovis Corporation.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2026 is formatted in Inline XBRL (included as Exhibit 101).

*	Incorporated by reference to Exhibit 3.01 to Enovis (formerly Colfax) Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on January 30, 2012.

**	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on April 8, 2022.

***	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on May 22, 2024.

****	Incorporated by reference to Exhibit 3.1 to Enovis Corporation’s Form 8-K (File No. 001-34045) as filed with the SEC on December 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Enovis Corporation

By:

/s/ Damien McDonald	Chief Executive Officer and Director
Damien McDonald	(Principal Executive Officer)	November 5, 2026

/s/ Phillip B. Berry	Senior Vice President and Chief Financial Officer
Phillip B. Berry	(Principal Financial Officer)	November 5, 2026

/s/ John Kleckner	Vice President, Controller and Chief Accounting Officer
John Kleckner	(Principal Accounting Officer)	November 5, 2026